Form 10-Q
period 1995-03-31
ARCUS INC
filed 1995-05-12
CIK 844849

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


(Mark One)

(X)      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the quarterly
         period ended MARCH 31, 1995
                     --------------------
                                      or
( )      Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition
         period from                     to
                     -------------------    -------------------



                             Commission File Number
                                    0-18088
                             ----------------------

                                   ARCUS, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                  95-4282434
- --------------------------------          ------------------------------------
(State or other jurisdiction of           (IRS Employer Identification Number)
 incorporation or organization)


222 West Las Colinas Blvd., Suite 850, Irving, Texas                    75039
- ----------------------------------------------------                 ----------
(Address of principal executive offices)                            (ZIP Code)

Registrant's telephone number, including area code: (214) 506-0611

_______________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  (X)     No (  )

         The number of shares outstanding of Registrant's common stock, as of May 10, 1995: 7,638,916
              ---------



This report includes a total of 10 pages.
There is no Exhibit Index.
Sequential Page Number 1 of 10

Part I.  Financial Information
Item I.  Financial Statements


                                  ARCUS, INC.

                          Consolidated Balance Sheets



                                                  March 31,  December 31,
ASSETS                                              1995         1994
- ------                                          -----------  ------------
                                                (Unaudited)
Current assets:
 Cash                                          $    37,873    $    56,636
 Accounts receivable, less
  allowance for doubtful accounts
  of $92,000  (1994 - $86,000)                   3,788,240      4,435,519
 Other receivables                                  46,258         39,303
 Inventories                                       207,228        210,159
 Prepaid expenses                                  376,596        438,387
                                               -----------    -----------
   Total current assets                          4,456,195      5,180,004
                                               -----------    -----------

Due from Parent                                  5,234,767      3,987,731

Property, plant and equipment at cost:
 Land, buildings and improvements                7,439,090      7,323,236
 Vault equipment and vehicles                   11,962,336     11,729,344
 Furniture and other equipment                   4,089,066      3,977,083
                                               -----------    -----------
                                                23,490,492     23,029,663

 Less accumulated depreciation                  13,006,052     12,448,458
                                               -----------    -----------
    Net property, plant and equipment           10,484,440     10,581,205
                                               -----------    -----------
Cost in excess of net assets acquired,
  net of accumulated amortization of
  $231,000   ( 1994 - $223,000)                    383,872        392,497

Other assets                                       607,107        591,268
                                               -----------    -----------
                                               $21,166,381    $20,732,705
                                               ===========    ===========




                            See accompanying notes.



Sequential Page Number 2 of 10

Part I.  Financial Information
Item I.  Financial Statements


                                  ARCUS, INC.

                          Consolidated Balance Sheets



                                                 March 31,    December 31,
                                                   1995          1994
                                                -----------  ------------
                                                (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                              $ 1,698,201    $ 2,003,806
 Accrued payroll                                   685,146        783,868
 Accrued liabilities                               374,575        588,605
 Current portion of long term debt,
  including capital lease obligations
  of $49,000  (1994 - $83,000)                     125,275        158,052
                                               -----------    -----------
    Total current liabilities                    2,883,197      3,534,331
                                               -----------    -----------

Deferred income taxes                                8,002          8,002

Long term debt                                     528,805        550,741

Other liabilities                                  278,890        272,857

Stockholders' equity:
 Preferred stock, $.01 par value,
   1,000,000 shares authorized and
   no shares issued and outstanding                   -              -
 Common stock, $.01 par value
   24,000,000 shares authorized,
   7,770,697 issued and outstanding
   in 1995 and 1994                                 77,707         77,707
 Capital in excess of par value                  2,025,519      2,025,519
 Retained earnings                              15,834,255     14,750,715
 Less - Treasury Stock,
   at cost (131,781 shares)                       (447,736)      (447,736)
 Translation adjustment                            (22,258)       (39,431)
                                               -----------    -----------

    Total stockholders' equity                  17,467,487     16,366,774
                                               -----------    -----------

                                               $21,166,381    $20,732,705
                                               ===========    ===========



                            See accompanying notes.


Sequential Page Number 3 of 10

                                  ARCUS, INC.

                       Consolidated Statements of Income
                                  (Unaudited)



                                               Three Months Ended
                                                    March 31
                                         ----------------------------
                                              1995            1994
                                         ----------------------------
Revenues                                 $10,568,329       $9,665,092

Cost of services rendered                  4,640,057        4,255,174

Selling, general and
  administrative expenses                  3,561,765        3,396,851

Depreciation and amortization                657,009          691,969
                                         -----------       ----------
 Total operating expenses                  8,858,831        8,343,994
                                         -----------       ----------

   Operating income                        1,709,498        1,321,098

Interest income, net                         142,042           39,659
                                         -----------       ----------

   Income before taxes
    based on income                        1,851,540        1,360,757

Taxes based on income:
 Federal                                     589,000          440,000
 State                                       179,000          146,000
                                         -----------       ----------
                                             768,000          586,000
                                         -----------       ----------

   Net income                            $ 1,083,540       $  774,757
                                         ===========       ==========

  Earnings per common share              $       .14       $      .10
                                         ===========       ==========





                            See accompanying notes.





Sequential Page Number 4 of 10

                                  ARCUS, INC.

                 Condensed Consolidated Statements of Cash Flow
                                  (Unaudited)



                                                              Three months ended
                                                                    March 31
                                                           -----------------------------
                                                              1995             1994
                                                           -----------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                  $ 1,786,300       $ 2,052,127



CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                   (519,232)         (702,610)
  Funds invested with Parent                                (1,247,036)       (1,240,149)
  Other investing activities                                    14,253            14,965
                                                           -----------       -----------

     Net cash used for investing activities                 (1,752,015)       (1,927,794)



CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on amount due to Parent                                   -           (18,530)
  Payments on long term debt and notes payable                 (54,713)         (111,407)
                                                           -----------       -----------

         Net cash used in financing activities                 (54,713)         (129,937)
                                                           -----------       -----------

Effect of exchange rate changes on cash                          1,665               (15)
                                                           -----------       -----------

Net change in cash                                             (18,763)           (5,619)
Cash at beginning of period                                     56,636            88,999
                                                           -----------       -----------

Cash at end of period                                      $    37,873       $    83,380
                                                           ===========       ===========





                            See accompanying notes.





Sequential Page Number 5 of 10

                                  ARCUS, INC.

                   Notes to Consolidated Financial Statements
                                  (Unaudited)
                                 March 31, 1995

1. These consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles and, therefore should be read in conjunction with the financial statements, filed in Form 10-K, of Arcus, Inc. ("Arcus" or "Company") for the year ended December 31, 1994. It should be understood that accounting measurement at interim dates inherently involves greater reliance on estimates than at year end. The financial statements included herein are unaudited, except for the consolidated balance sheet at December 31, 1994; however, they contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of the Company, are necessary to present fairly the consolidated financial position of the Company at March 31, 1995, and the consolidated results of operations and the consolidated cash flows for the periods presented. Results of the interim period ended March 31, 1995 are not necessarily indicative of results for the full year 1995.

2. On September 20, 1994, the Company engaged the investment banking firm of PaineWebber, Incorporated, to act as its exclusive financial advisor with respect to the potential sale of Arcus. ATI Systems International, Inc., which controls approximately 94.8% of the common stock of Arcus, desires to divest its position in the Company in order to focus resources on its specialty transportation businesses. ATI continues to explore the possible sale of its interest in Arcus.
         There presently are no agreements or commitments to sell the Company and there are no assurances that a sale will be completed.

3. Earnings per share calculations for the quarters ended March 31, 1995 and 1994 are based upon 7,861,728 and 7,834,080 weighted average shares outstanding, respectively. Certain employees of the Company hold exercisable stock options. For the quarters ended March 31, 1995 and 1994, there was no material dilution of earnings per share from stock options.





Sequential Page Number 6 of 10

                                  ARCUS, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

First Quarter 1994 Compared to 1993

         Consolidated revenues reached a record high level of $10,568,000 this quarter, an increase of $903,000 or 9.3% compared to last year. The increase resulted from generally higher demand for the Company's services.
Approximately three-fourths of the increase came from services related to media storage. One service, media library relocations, experienced less demand during the quarter and revenue from this service declined $158,000 or 44.5% below that of 1994.

         Operating income for the first three months of 1995 was $1,709,000, an increase of $388,000 or 29.4% compared to last year, and like revenue, reached a record high level this quarter. Operating margins improved from 13.7% of revenue in 1994 to 16.2% in 1995. Better overall utilization of vault facilities and lower administrative salaries as a percent of revenue contributed to the improvement. The Company's facility expenses, are classified as selling and administrative expense and better utilization of these facilities was a factor in the improvement of this component of expense in relation to revenue. Operating results for 1994 include approximately $148,000 of expense related to the Company's internal disaster recovery efforts arising from the January 1994 Northridge, California earthquake.

         Compared to 1994, net interest income for the quarter increased by $102,000 to $142,000. The increase primarily resulted from a higher average balance of funds invested with ATI Systems International, Inc. ("ATI"), formerly Armored Transport, Inc., the parent company of Arcus. Arcus deposits cash receipts in excess of operating expenses with ATI. It has routinely drawn on its cash balances on hand or borrowed from ATI for working capital, as well as other needs, both short term and long term.

LIQUIDITY AND CAPITAL RESOURCES

         Arcus was a net generator of cash during the first three months of 1995, primarily as a result of earnings levels as reflected in the Company's cash provided by operating activities. Operating cash flows were more than sufficient to meet investment needs and third party obligations. As a result, Arcus was able to invest $1,247,000 with ATI during the quarter, increasing the amount due from Parent by 31.3% to $5,235,000.





Sequential Page Number 7 of 10

                                  ARCUS, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The majority of the Company's $519,000 in capital investments this quarter were made to support business growth, with the largest component of expenditures consisting of vault equipment needed for media storage. Also, during the quarter Arcus purchased land in the amount of $114,000 for construction of a planned new facility to begin serving the Charlotte, North Carolina market. The new vault facility is expected to begin operations during the fourth quarter of 1995.

         Although Arcus met its liquidity needs through internally generated funds for the three months ended March 31, 1995, the Company has from time to time required external financing for working capital, long term investments and other needs. To the extent external financing has been needed by the Company, ATI historically has been the primary source of such financing. An inability to secure financing from ATI could limit the Company's opportunity for growth.

         On September 20, 1994, the Company engaged the investment banking firm of PaineWebber, Incorporated, to act as its exclusive financial advisor with respect to the potential sale of Arcus (See Note 2 of the Notes to Consolidated Financial Statements).





Sequential Page Number 8 of 10

                                  ARCUS, INC.

                          Part II - Other Information



Item 1.    Legal proceedings.
         Not applicable.



Item 2.    Changes in securities.
         Not applicable.



Item 3.    Defaults upon senior securities.
         Not applicable.



Item 4.   Submission of matters to a vote of security holders.
         Not applicable.



Item 5.   Other information.
         Not applicable.



Item 6.  Exhibits and Reports on Form 8-K


         A.  Exhibits

                 Exhibit 27  Financial Data Schedule


         B.  Reports on Form 8-K
            None





Sequential Page Number 9 of 10

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             ARCUS, INC.
                                   -----------------------------
                                            (Registrant)




Date:     May 11, 1994             /s/  Thomas H. Seefurth
      ----------------             -----------------------------
                                   Thomas H. Seefurth, President



Date:     May 11, 1994             /s/   Gerald J. Rudolph
      ----------------             ------------------------------
                                   Gerald J. Rudolph,
                                   Chief Financial Officer





Sequential Page Number 10 of 10

                               INDEX TO EXHIBITS


EXHIBIT
  NO.                            DESCRIPTION
- -------                          -----------

  27                         Financial Data Schedule